Form 10-Q
period 2008-03-31
Laufer Bridge Enterprises, Inc.
filed 2008-05-15
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 149177

Laufer Bridge Enterprises, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	04-3626788
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Richard Laufer Laufer Bridge Enterprises, Inc. 313 South Central Avenue Scarsdale, NY 10583 (Address of principal executive offices)

914-419-5586
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ *   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of May 6, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Company’s Registration Statement on Form S1 became effective on March 11, 2008.

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

ASSETS
	March 31, 2008 (Unaudited)	September 30, 2007
CURRENT ASSETS:
Cash	$23,436	$23,516
Time deposits	13,904	19,530
Total current assets	37,340	43,046

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Furniture and fixtures - net	4,050	2,597
Total other assets	71,700	70,247
TOTAL ASSETS	$109,040	$113,293

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$5,225	$2,573
Total current liabilities	5,225	2,573

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,230,000 and 9,530,000 shares issued and outstanding, respectively	10,230	9,530
Additional paid-in capital	91,910	(9,530)
Retained earnings	1,675	110,720
Total stockholders’ equity	103,815	110,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,040	$113,293

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

For the Six Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Net revenues:
Admission revenues	$173,739	$162,523
Instruction and other	11,602	12,826
Total	185,341	175,349

Operating expenses
Rent	55,394	46,000
Director/contractor/employee	63,002	41,384
General and administrative	74,550	63,651
Total	192,946	151,035
Net income (loss)	$(7,605)	$24,314

Pro Forma:
Income (loss)	$(7,605)	$24,314
Pro forma income tax	-	3,647
Pro forma net income (loss)	$(7,605)	$20,667

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,839,386	9,530,000

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Net revenues:
Admission revenues	$83,295	$73,780
Instruction and other	5,643	6,552
Total	88,938	80,332

Operating expenses
Rent	15,707	13,175
Director/contractor/employee	31,956	16,825
General and administrative	39,600	32,078
Total	87,263	62,078
Net income	$1,675	$18,254

Pro Forma:
Income	$-	$18,254
Pro forma income tax	-	2,738
Pro forma net income	$-	$15,516

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,153,077	9,530,000

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

 For the Six Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,605)	$24,314
Depreciation and amortization	185	2,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets	3,936	(3,209)
Net Cash Provided by (Used in) Operating Activities	(3,484)	23,105

CASH FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(2,922)	-

CASH FROM FINANCING ACTIVITIES:
Repayment of loans	-	(8,131)
Sale of common stock	700	-
Net Cash Provided by (Used in) Financing Activities	700	(8,131)

NET CHANGE IN CASH	(5,706)	14,974
CASH AT BEGINNING OF PERIOD	43,046	18,578
CASH AT END OF PERIOD	$37,340	$33,552

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Notes to the Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1, which was declared Effective on March 11, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 – STOCKHOLDERS’ EQUITY

In January 2008, the Company sold 700,000 shares of its common stock in a private placement at $.001 per share to 38 individuals. Of the 700,000 shares, 330,000 shares were sold to its outside counsel.

The Company had elected to be an S corporation from its inception until January 10, 2008. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission all of the Company’s undistributed earnings and losses that occurred during the period in which it was an S corporation have been reclassified to additional paid-in capital.

Stock Option Plan

Pursuant to a January 10, 2008 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2008 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2018.

No options have been issued or are outstanding under the Plan.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

A summary of our operations follows for the six months ended March 31, 2008 and 2007 follows:

	2008	2007
Net revenues:
Admission revenues	$173,739	$162,523
Instruction and other	11,602	12,826
Total	185,341	175,349

Operating expenses
Rent	55,394	46,000
Director/contractor/employee	63,002	41,384
General and administrative	74,550	63,651
Total	192,946	151,035
Net income (loss)	$(7,605)	$24,314

Revenues – increased slightly.

Operating expenses consist of:

	2008	2007
Cleaning and maintenance	$9,577	$9,660
Computer	1,131	486
Director/contractor/employee	63,002	41,384
Interest	-	767
Insurance	3,988	4,566
General office	2,963	1,643
Rent	55,394	46,000
Fees to American Contract Bridge League (“ACBL”)	7,705	6,882
Supplies for players	26,017	24,350
Marketing	1,044	870
Utilities	12,593	10,568
Other	9,347	1,859
Depreciation and amortization	185	2,000
Total	$192,946	$151,035

General

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

At March 31, 2008 we had cash balances of $37,340.

We have not undertaken any procedures or efforts to raise any debt or equity financing. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this quarterly report.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

In January 2008, we sold 700,000 shares of our common stock in a private placement at $.001 per share to 38 individuals. Of the 700,000 shares, 330,000 shares were sold to our counsel. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recent Accounting Pronouncements

 In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Release No. 33-8889 on February 1, 2008.. Commencing with our annual report for the year ended September 30, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for MDS’ financial statements issued in 2008; however, earlier application is encouraged. MDS is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. We do not anticipate that the adoption of this statement will have any effect on our financial condition and results of operations since we do not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of March 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended March 31, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business, although we generally draw fewer players during the winter because of occasional bad weather affects driving conditions and because some bridge players spend all or a portion of winter months in warm weather locations.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAUFER BRIDGE ENTERPRISES, Inc.

(Registrant)

/s/ Richard Laufer

Richard Laufer

Title: President and Chief Executive Officer

May 15, 2008