Form 10QSB
period 2008-06-30
Laufer Bridge Enterprises, Inc.
filed 2008-08-01
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,230,000 shares of Common Stock, as of July 29, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

ASSETS
	June 30, 2008 (Unaudited)	September 30, 2007
CURRENT ASSETS:
Cash	$21,995	$23,516
Time deposits	16,997	19,530
Total current assets	38,992	43,046

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Furniture and fixtures - net	5,040	2,597
Total other assets	72,690	70,247
TOTAL ASSETS	$111,682	$113,293

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$8,596	$2,573
Total current liabilities	8,596	2,573

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,230,000 and 9,530,000 shares issued and outstanding, respectively	10,230	9,530
Additional paid-in capital	91,910	(9,530)
Retained earnings	946	110,720
Total stockholders’ equity	103,086	110,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,682	$113,293

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

For the Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008		2007
Net revenues:
Admission revenues	$279,330		$255,235
Instruction and other	14,907		17,646
Total	294,237		272,881

Operating expenses
Rent	91,823		75,534
Director/contractor/employee	98,533		66,524
General and administrative	112,215		96,003
Total	302,571		238,061
Net income (loss)	$(8,334)	$	$ 34,820

Pro Forma:
Income (loss)	$(8,334)		$34,820
Pro forma income tax	-		5,223
Pro forma net income (loss)	$(8,334)		$29,597

Net income (loss) per common share - basic and diluted	$(0.00)		$0.00

Weighted average number of common shares outstanding - basic and diluted	9,969,416		9,530,000

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Net revenues:
Admission revenues	$105,591	$92,712
Instruction and other	3,305	4,820
Total	108,896	97,532

Operating expenses
Rent	36,429	29,534
Director/contractor/employee	35,531	25,140
General and administrative	37,665	32,352
Total	109,625	87,026
Net income (loss)	$(729)	$10,506

Pro Forma:
Income	$-	$10,506
Pro forma income tax	-	1,576
Pro forma net income	$-	$8,930

Net income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,230,000	9,530,000

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

 For the Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,334)	$34,820
Depreciation and amortization	285	2,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets	7,307	1,099
Net Cash Provided by (Used in) Operating Activities	(742)	38,426

CASH FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(4,012)	(1,706)

CASH FROM FINANCING ACTIVITIES:
Repayment of loans	-	(17,942)
Sale of common stock	700	-
Net Cash Provided by (Used in) Financing Activities	700	(17,942)

NET CHANGE IN CASH	(4,054)	18,778
CASH AT BEGINNING OF PERIOD	43,046	18,578
CASH AT END OF PERIOD	$38,992	$37,356
See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Notes to the Financial Statements

June 30, 2008

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1, which was declared Effective on March 11, 2008.

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

Operations

A summary of our operations follows for the nine months ended June 30, 2008 and 2007 follows:

	2008	2007
Net revenues:
Admission revenues	$279,330	$255,235
Instruction and other	14,907	17,646
Total	294,237	272,881

Operating expenses
Rent	91,823	75,534
Director/contractor/employee	98,533	66,524
General and administrative	112,215	96,003
Total	302,571	238,061
Net income (loss)	$(8,334)	$34,820

Revenues – increased slightly because of a slight increase in paid games.

Operating expenses consist of:

	2008	2007
Cleaning and maintenance	$15,791	$14,778
Computer	1,202	729
Director/contractor/employee	98,533	66,524
Interest	-	1,037
Insurance	5,982	6,523
General office	3,374	2,006
Rent	91,823	75,534
Fees to American Contract Bridge League (“ACBL”)	12,769	11,580
Supplies for players	42,871	37,846
Marketing	1,044	1,115
Utilities	18,052	15,825
Other	10,845	2,057
Depreciation and amortization	285	2,507
Total	$302,571	$238,061

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

Liquidity

At June 30, 2008 we had cash balances of $38,992.

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

Recent Accounting Pronouncements

 In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Releases No. 33-8760 and 33-8934. Commencing with our annual report for the year ended September 30, 20010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended June 30, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

August 1, 2008