Form 10-K
period 2008-09-30
Laufer Bridge Enterprises, Inc.
filed 2009-02-09
CIK 1426804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333- 149177

LAUFER BRIDGE ENTERPRISES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	04-3626788
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

313 South Central Avenue Scarsdale, NY	10583
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 914-419-5586

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer          Accelerated filer          Non-accelerated filer          Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 27, 2009 is 10,230,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of September 30, 2008, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

LAUFER BRIDGE ENTERPRISES, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

Laufer Bridge Enterprises, Inc. was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada in January 2008.  At inception, we acquired the assets of an existing bridge club.

We operate a bridge club offering tournament style duplicate bridge games and instruction in playing bridge. We are generally open seven days per week and are located in Westchester County, New York. We operate under the name of The Bridge Deck.

Operations

We operate a club offering tournament style duplicate bridge games and also offer instructions and lessons on how to play bridge. Duplicate bridge is the most widely used variation of bridge used in club and tournament settings. It is called duplicate because the same bridge hand (i.e. arrangement of cards) is duplicated at most of the tables playing in order to allow a fair comparison of playing skill and reduce "luck of the cards." In this way, every hand, whether good or bad, is played in competition with others playing the identical cards, and the element of competition is heightened while the element of chance is reduced. In duplicate bridge, a player normally plays with the same partner throughout an event. The two are known as a "pair."

We are members of the American Contract Bridge League (the “ACBL”). The ACBL supports approximately 2.5 million tables of bridge in play annually in clubs and tournaments and an additional 200,000 tables online. It also has a membership of 3,200 bridge clubs and sponsors 1,100 bridge tournaments annually. The ACBL certifies bridge directors and teachers and sets forth player achievement through a system known as masterpoints. Players receive masterpoints for winning and placing in club and tournament games as they strive to become a Life Master. Members advance through ranks as they earn the required number of masterpoints for each of 14 categories. We pay the ACBL average monthly fees of approximately $1,000 in order to sponsor sanctioned events that qualify our participants for masterpoints.

We generally operate seven days a week with games in the afternoon and evening. Many of our players during the day are local retirees. In general, our games draw between 100 and 160 players. We draw fewer players in the winter than at other times of the year. We do not operate games on weekends when there are major bridge tournaments in the Westchester area and if the weather is very inclement. We also close for Thanksgiving.

We charge an entry fee of $10 to a player for each game. We are paid in cash and do not accept any credit cards. We will accept checks only from players who have played in our games for substantial amounts of time.

A game generally lasts approximately three hours. The games are supervised by our president and/or vice president and by independent contractors engaged by us. Supervisors sign players in, assign tables, score games and render rulings if necessary. The results of games are posted daily on our Website as are the numbers of Masterpoints attained by our players.

We also provide instruction for bridge players using independent contractors as instructors. Classes are for beginners as well as for intermediate and advanced players. Typical classes cost at least $160 and meet over eight week periods.

Competition

We compete with several other bridge clubs located in or near Westchester, NY as well as churches and temples that may sponsor bridge games. In addition, we face competition from other entertainment sources such as casinos.

We compete against these other entities in several ways:

•

Our fees are slightly lower than other nearby bridge clubs;

•

We provide a cheerful and friendly atmosphere for players;

•

We provide light meals and coffee for players; and

•

Our facility has excellent parking which is a major factor for players in the New York area.

A significant percentage of newer players come to us through word of mouth recommendations from existing and former players. We also advertise occasionally in local Westchester area newspapers and are listed on the ACBL Website.

We cannot offer any assurances that our competitive strategy will be successful in the future.

Intellectual Property

We have no patents or trademarks.

Employees

At October 17, 2008 , we had two employees, Richard Laufer, our chief executive officer, and Carol Laufer, our chief financial officer, who are married to each other. Both Richard Laufer and Carol Laufer devote fulltime to us. There are no written employment contracts or agreements. We generally use eight or nine independent contractors to perform various tasks.

Item 1A.

RISK FACTORS

Risks Related to the Business

Laufer has limited financial resources which may make it more difficult for us to raise capital or other financing. Absent financial resources, we will be unable to undertake programs designed to expand our business.

Laufer has limited financial resources and has not established a source of equity or debt financing. In addition, Laufer had very limited working capital, $38,510, at September 30, 2008.

If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient, we will be unable to expand our operations. To date, no Laufer officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

We operate in a highly competitive industry with low barriers to entry and may be unable to compete successfully against existing or new competitors.

We operate a bridge club offering tournament style duplicate bridge games and instruction in playing bridge. We compete with other bridge clubs as well as a variety of other recreation alternatives, including casinos. The barriers to entry are not great because our business does not require substantial amounts of capital assets. Many of our competitors and potential competitors have significantly greater resources and name recognition than do we. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

Laufer is and will continue to be completely dependent on the services of our founder and president, Richard Laufer, and vice president, Carol Laufer, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Laufer’s operations and business strategy are completely dependent upon the knowledge and reputation of Richard Laufer and Carol Laufer.  They are under no contractual obligation to remain employed by us.  If either or both should choose to leave us for any reason before we have hired additional personnel, our operations will likely fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.   We will fail without Mr. Laufer and Ms. Laufer or an appropriate replacement(s).

We intend to acquire key-man life insurance on the lives of Mr. and Ms. Laufer naming us as the beneficiary when and if we obtain the resources to do so and they remain insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Richard Laufer, our chief executive officer, and Carol Laufer, our chief financial officer, have no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Neither Richard Laufer nor Carol Laufer has any meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 and which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended September 30, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only two employees which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, who are also our principal officers and are married to each other. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (88,770,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (88,770,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA.  There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Laufer and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The ability of our president and vice president, who are married to each other, to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our president and vice president, who are married to each other, will beneficially own an aggregate of approximately 93.2% of our outstanding common stock assuming the sale of all shares being registered. Because of their beneficial stock ownership, our president and vice president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president and vice president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and vice president. This level of control may also have an adverse impact on the market value of our shares because our president and vice president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our director has the ability, among other things, to determine her own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTY

Our office and mailing address is 313 South Central Avenue, Scarsdale, NY 10583. Our current lease with an unrelated party expires on March 31, 2012 and calls for the following minimum annual rental payments:

April 1, 2008 through March 31, 2009	96,600
April 1, 2009 through March 31, 2010	98,900
April 1, 2010 through March 31, 2011	101,200
April 1, 2011 through March 31, 2012	103,500

Item 3.

LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of March 11, 2008.

The trading symbol for our common stock is LBGE. There is no current trading market for the shares of our common stock.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on September 30, 2008, there were 40 stockholders of record of our common stock, and 10,230,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6.

SELECTED FINANCIAL DATA

Balance Sheet Data:	September 30, 2008	September 30, 2007

Current assets	$55,409	$43,046

Current liabilities	$16,899	$2,573

Stockholders’ equity	$112,398	$110,720

Income Data:
	Year ended September 30,
	2008	2007
Revenues	$409,072	$366,097
Expenses	$408,094	$314,927
Net income	$978	$51,117
Net income per common share – basic and diluted	$0.00	$0.00
Weighted average number of shares outstanding – basic and diluted	10,036,301	9,500,000

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

A summary of our operations follows for the fiscal years ended September 30, 2008 and 2007 follows:

	2008	2007
Revenues:
Admission revenues	$390,456	$344,371
Instruction and other	18,616	21,726
Total	409,072	366,097

Operating expenses	408,094	314,927

Net income	$978	$51,170

Revenues – increased slightly because of a slight increase in paid games.

Operating expenses consist of:

	2008	2007
Cleaning and maintenance	$20,105	$19,292
Computer	1,530	1,022
Director/contractor/employee	144,558	89,838
Interest	-	1,154
Insurance	7,036	9,556
General office	4,464	2,752
Rent	107,923	99,109
Fees to American Contract Bridge League (“ACBL”)	16,250	14,647
Supplies for players	57,733	50,235
Marketing	1,144	1,322
Utilities	24,189	21,685
Other	22,778	972
Depreciation and amortization	384	3,343
Total	$408,094	$314,927

Other

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

Liquidity

At September 30, 2008 we had cash balances of $55,409.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of Laufer does not believe that any of those pronouncements would have significantly affected Laufer’s financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Laufer’s financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business, although we generally draw fewer players during the winter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.

FINANCIAL STATEMENTS

Laufer’s financial statements as of September 30, 2008 and the year then ended start on page 28.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended September 30, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our management consists of:

Name	Age	Title
Richard Laufer	60	President, CEO and chairman
Carol Laufer	58	Vice president, secretary CFO, principal financial officer, treasurer and director

Richard Laufer –  Co-founded us in March 2002 and has been our president since inception. Mr. Lauder is a graduate of Suffolk University.

Carol. Laufer  - Co-founded us in March 2002 and has been our vice president and CFO since inception. Ms. Lauder is a graduate of William Smith College.

Richard Laufer and Carol Laufer are married to each other.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that she may have other business interests in the future to which she devotes her attentions, and she may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through her exercise of such judgment as is consistent with her understanding of her fiduciary duties to us.

Currently we have only one officer and director (the same person) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our director’s term of office expires on September 30, 2009. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for her role as director but may receive compensation for her role as officer.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Laufer during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Laufer board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by Laufer for any expenses incurred in attending directors' meetings provided that Laufer has the resources to pay these fees.  Laufer will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

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

ITEM 11.

EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Richard Laufer	2008	$67,506	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carol Laufer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at September 30, 2008.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2008, we had 10,230,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Richard Laufer	9,500,000	92.86%
Carol Laufer	30,000.29%

Officers and Directors as a group ( 2 members)	9,530,000 (c)	93.16%
(a) The address for each person is. 313 South Central Avenue, Scarsdale, NY 10583

(b) Unless otherwise indicated, Laufer believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Mr. and Ms. Laufer disclaim any beneficial interest in or control over any of such shares other than that which may be attributed to him by operation of law.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2008, we sold 700,000 shares of our common stock in a private placement at $.001 per share to 38 individuals. Of the 700,000 shares, 330,000 shares were sold to our counsel.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred are $1,500 for each quarterly review associated with our Form 10-Q filings and $10,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2008.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Richard Laufer

Richard Laufer

Title: President and Chief Executive Officer

Date: February 6, 2009

FINANCIAL STATEMENTS

September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Laufer Bridge Enterprises, Inc.

Scarsdale, New York

We have audited the accompanying balance sheets of Laufer Bridge Enterprises, Inc. as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laufer Bridge Enterprises, Inc. as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 6, 2009

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

ASSETS
	September 30, 2008	September 30, 2007
CURRENT ASSETS:
Cash	$30,301	$23,516
Time deposits	25,108	19,530
Total current assets	55,409	43,046

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed Assets (net of accumulated depreciation of $1,210 and $826)	6,238	2,597
Total other assets	73,888	70,247
TOTAL ASSETS	$129,297	$113,293

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$16,899	$2,573
Total current liabilities	16,899	2,573

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,230,000 and 9,500,000 shares issued and outstanding	10,230	9,500
Additional paid-in-capital	91,910	(9,500)
Retained earnings	10,258	110,720
Total stockholders’ equity	112,398	110,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,297	$113,293

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

	For the Fiscal Years Ended September 30, 2008	For the Fiscal Years Ended September 30, 2007
Revenues:
Admission revenues	$390,456	$344,371
Instruction and other	18,616	21,726
Total	409,072	366,097

Operating expenses
Rent	107,923	99,109
Director/contractor/employee	144,558	89,838
General and administrative	155,613	125,980
Total	408,094	314,927

Net income	$978	$51,170

Pro Forma:
Income	$-	$51,170
Pro forma income tax	-	17,910
Pro forma net income	$-	$33,260

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,036,301	9,500,000

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statement of Stockholders’ Equity

For the Two Fiscal Years Ended September 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance October 1, 2006	9,530,000	$9,530	(9,530)	59,550	59,550
Net income	-	-	-	51,170	51,170
Balance, September 30, 2007	9,530,000	9,530	(9,530)	110,720	110,720
Reclassification of undistributed earnings and losses as of January 9, 2008 to additional paid-in capital			101,440	(101,440)	-
Sale of common stock	700,000	700			700
Net income	-	-	-	978	978
Balance, September 30, 2007	10,230,000	$10,230	91,910	10,258	112,398

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

	For the Fiscal Years Ended September 30, 2008	For the Fiscal Years Ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$978	$51,170
Depreciation and amortization	384	3,343
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued expenses	14,326	447
Net Cash Provided by Operating Activities	15,688	54,960

CASH FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(4,025)	(2,886)

CASH FROM FINANCING ACTIVITIES:
Sale of common stock	700	-
Loans repaid	-	(27,606)
Net Cash Provided by (Used in)
Financing Activities	700	(27,606)

INCREASE IN CASH	12,363	24,468

CASH AT BEGINNING OF YEAR	43,046	18,578
CASH AT END OF YEAR	$55,409	$43,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
INTEREST PAID	$-	$-
TAXES PAID	$-	$-

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

September 30, 2008 and 2007

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Laufer Bridge Enterprises, Inc. was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada on January 10, 2008.

The Company operates a bridge club offering tournament style duplicate bridge games and instruction in playing bridge. It is generally open seven days per week and is located in Westchester County, New York. It operates under the name of The Bridge Deck.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b. Year-end

The Company has elected a fiscal year ending on September 30.

c. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three (3) or five (5) years. Depreciation expense for the fiscal years ended September 30, 2008 and 2007 was $384 and $3,343, respectively.

f. Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. There was no impairment of goodwill at September 30, 2008 or 2007.

g. Revenue Recognition

The Company recognizes revenue when cash is received and paid for services performed.

h. Advertising

Advertising costs are expensed as incurred.

i. Income Taxes

The Company had elected to be an S corporation for income tax purposes from inception until January 10, 2008. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed.

The unaudited pro forma net income set forth in the accompanying Statements of Operations presents the pro forma effects on historical net income adjusted for a pro forma provision for income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C corporation for federal and state income tax purposes.

The Company ceased being an S corp. on January 10, 2008 after which the Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the fiscal years ended September 30, 2008 and 2007.

j. Basic and Diluted Income Per Common Share

Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented.  There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

k. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, reporting entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada on January 10, 2008, at which time 9,500,000 shares of common stock were issued to the Company’s president and vice president in exchange for all outstanding shares of the New York corporation. The shares were recorded to reflect the $.001 par value and paid-in capital was recorded as a negative amount ($9,500).  No net value was assigned to these shares.

The Company is authorized to issue 99,000,000 shares of common stock and 1,000,000 shares of preferred stock.

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

No options have been issued or are outstanding under the Plan.

NOTE 4 - QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

2008		Quarter
		First		Second		Third		Fourth		Total

Revenues		$96,403		$88,938		$108,896		$114,835		$409,072

Operating expenses		105,683		87,263		109,625		105,523		408,094

Net income (loss)		$(9,280)		$1,675		$(729)		$9,312		$978

Income Per Share	$	*	$	*	$	*	$	*	$	*
*Less than $.01		per share

2007		Quarter
		First		Second		Third		Fourth		Total

Revenues		$95,017		$80,332		$97,532		$93,216		$366,097

Operating expenses		88,957		62,078		87,026		76,866		314,927

Net income (loss)		$6,060		$18,254		$10,506		$16,350		$51,170

Income Per Share	$	*	$	*	$	*	$	*	$	*
*Less than $.01		per share