Form 10-Q
period 2008-12-31
Laufer Bridge Enterprises, Inc.
filed 2009-02-17
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer       Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,230,000 shares of Common Stock, as of February 13, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes       No  X .

Transitional Small Business Disclosure Format (check one): Yes       No  X .

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

ASSETS
	December 31, 2008 (Unaudited)	September 30, 2008
CURRENT ASSETS:
Cash	$19,104	$30,301
Time deposits	24,707	25,108
Total current assets	43,811	55,409

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed assets - net	10,952	6,238
Total other assets	78,602	73,888
TOTAL ASSETS	$122,413	$129,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$26,574	$16,899
Total current liabilities	26,574	16,899

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,230,000 issued and outstanding	10,230	10,230
Additional paid-in capital	91,910	91,910
Retained earnings (deficit)	(6,301)	10,258
Total stockholders’ equity	95,839	112,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,413	$129,297

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net revenues:
Admission revenues	$109,479	$90,444
Instruction and other	2,555	5,959
Total	112,034	96,403

Operating expenses
Rent	37,025	39,687
Director/contractor/employee	45,712	31,046
General and administrative	45,856	34,950

Total	128,593	105,683
Net loss	$(16,559)	$(9,280)

Pro Forma:
Income	$-	$(9,280)
Pro forma income tax	-	-
Pro forma net income	$-	$(9,280)

Net income per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,230,000	9,500,000

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

 (Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,559)	$(9,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	85
Change in operating assets

Increase in accrued expenses	9,675	3,034
Net Cash Used in Operating Activities	(6,159)	(6,161)

CASH FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(5,439)	(2,922)

NET CHANGE IN CASH	(11,598)	(9,083)
CASH AT BEGINNING OF PERIOD	55,409	43,046
CASH AT END OF PERIOD	$43,811	$33,963

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

December 31, 2008 and 2007

Notes to the Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2009.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $6,301 at December 31, 2008, and had a net loss and cash used in operations of $16,559 and $6,159 for the interim periods ended December 31, 2008, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

Operations

A summary of our operations follows for the three months ended December 31, 2008 and 2007 follows:

	For the three months ended December 31, 2008	For the three months ended December 31, 2007
Net revenues:
Admission revenues	$109,479	$90,444
Instruction and other	2,555	5,959
Total	112,034	96,403

Operating expenses
Rent	37,025	39,687
Director/contractor/employee	45,712	31,046
General and administrative	45,856	34,950
Total	128,593	105,683
Net loss	$(16,559)	$(9,280)

Revenues – increased slightly because of a slight increase in paid games.

Operating expenses consist of:

	2008	2007
Cleaning and maintenance	$4,778	$4,912
Computer	45	621
Director/contractor/employee	45,712	31,046
Insurance	2,237	1,994
General office	3,486	2,550
Rent	37,025	39,687
Fees to American Contract Bridge League (“ACBL”)	5,275	3,704
Supplies for players	14,723	13,664
Marketing	994	1,044
Utilities	4,920	5,159
Other	8,673	1,217
Depreciation and amortization	725	85
Total	$128,593	$105,683

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

Liquidity

At December 31, 2008 we had cash balances of $43,811.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Releases No. 33-8934 on June 26, 2008. Commencing with our annual report for the fiscal year ended September 30, 20010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

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

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended December 31, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

February 13, 2009