Form 10-Q
period 2009-03-31
Laufer Bridge Enterprises, Inc.
filed 2009-05-26
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer        Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of May 19, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes        No  X .

Transitional Small Business Disclosure Format (check one): Yes        No  X .

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

	March 31, 2009 (Unaudited)	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash	$25,169	$30,301
Time deposits	16,220	25,108
Total current assets	41,389	55,409

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed assets – (net of accumulated depreciation of $3,176 and $1,210)	13,962	6,238
Total other assets	81,612	73,888
TOTAL ASSETS	$123,001	$129,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$28,227	$16,899
Total current liabilities	28,227	16,899

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,230,000 issued and outstanding	10,230	10,230
Additional paid-in capital	91,910	91,910
Retained earnings (deficit)	(7,366)	10,258
Total stockholders’ equity	94,774	112,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,001	$129,297

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net revenues:
Admission revenues	$95,427	$83,295
Instruction and other	3,333	5,643
Total	98,760	88,938

Operating expenses
Rent	24,150	15,707
Director/contractor/employee	32,515	31,956
General and administrative	43,160	39,600

Total operating expenses	99,825	87,263
Net Income (loss)	$(1,065)	$1,675

Net income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,230,000	10,153,077

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

(Unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Net revenues:
Admission revenues	$204,906	$173,739
Instruction and other	5,888	11,602
Total	210,794	185,341

Operating expenses
Rent	61,175	55,394
Director/contractor/employee	78,227	63,002
General and administrative	89,016	74,550

Total operating expenses	228,418	192,946
Net loss	$(17,624)	$(7,605)

Net income per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,230,000	9,839,386

See accompanying notes to the financial statements

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

 (Unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,624)	$(7,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,966	185
Change in operating assets:
Increase in accrued expenses	11,328	3,936
Net Cash Used in Operating Activities	(4,330)	(3,484)

CASH FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(9,690)	(2,922)

CASH FROM FINANCING ACTIVITIES
Sale of common stock	-	700
Net Cash Provided by Financing Activities	-	700

NET CHANGE IN CASH	(14,020)	(5,706)
CASH AT BEGINNING OF PERIOD	55,409	43,046
CASH AT END OF PERIOD	$41,389	$37,340

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Notes to the Financial Statements

March 31, 2009 and 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2009.

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

Operations

A summary of our operations follows for the six months ended March 31, 2009 and 2008 follows:

	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008
Net revenues:
Admission revenues	$204,906	$173,739
Instruction and other	5,888	11,602
Total	210,794	185,341

Operating expenses
Rent	61,175	55,394
Director/contractor/employee	78,227	63,002
General and administrative	89,016	74,550
Total	228,418	192,946
Net loss	$(17,624)	$(7,605)

Revenues – increased slightly because of a slight increase in paid games.

Operating expenses consist of:

	2009	2008
Cleaning and maintenance	$10,226	$9,577
Computer	645	1,131
Director/contractor/employee	78,227	63,002
Insurance	4,474	3,988
General office	4,375	2,963
Rent	61,175	55,394
Fees to American Contract Bridge League (“ACBL”)	5,489	7,705
Supplies for players	27,029	26,017
Marketing	1,897	1,044
Utilities	13,264	12,593
Other	18,926	9,347
Depreciation and amortization	2,691	185
Total	$228,418	$192, 946

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

Liquidity

At March 31, 2009 we had cash balances of $41,389.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended March 31, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

May 19, 2009