Form 10-Q
period 2009-06-30
Laufer Bridge Enterprises, Inc.
filed 2009-08-19
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Laufer Bridge Enterprises, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	04-3626788
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Joel Stohlman Laufer Bridge Enterprises, Inc. 3276 Buford Drive, Bldg. 104 Buford, GA 30519 (Address of principal executive offices)

678-596-6872
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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐   Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 165,650,000 shares of Common Stock, as of August 18, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

	June 30, 2009 (Unaudited)	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash	$30,698	$30,301
Time deposits	18,224	25,108
Total current assets	48,922	55,409

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed assets, net of accumulated depreciation of $3,849 and $1,210, respectively	13,288	6,238
Total other assets	80,938	73,888
TOTAL ASSETS	$129,860	$129,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Convertible note payable	$50,000	$-
Accrued expenses	27,217	16,899
Total current liabilities	77,217	16,899

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,230,000 issued and outstanding	10,230	10,230
Additional paid-in capital	141,910	91,910
Retained earnings (deficit)	(99,497)	10,258
Total stockholders’ equity	52,643	112,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,860	$129,297

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

(Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
Net revenues:
Admission revenues	$323,994	$279,330
Instruction and other	6,488	14,907
Total net revenues	330,482	294,237

Operating expenses
Rent	85,900	91,823
Director/contractor/employee	102,310	98,533
General and administrative	151,277	112,215
Total operating expenses	339,487	302,571

Other expenses
Interest expense	50,750	-
Net loss	$(59,755)	$(8,334)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,230,000	9,969,416

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net revenues:
Admission revenues	$119,088	$279,330
Instruction and other	600	14,907
Total net revenues	119,688	294,237

Operating expenses
Rent	24,725	91,823
Director/contractor/employee	24,083	98,533
General and administrative	62,262	112,215
Total operating expenses	111,069	302,571

Net income (loss)	$8,619	$(8,334)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,230,000	9,969,416

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

 (Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,755)	$(8,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,639	285
Beneficial conversion	50,000

Change in operating assets:
Increase in accrued expenses	10,318	7,307
Net Cash Provided by (Used In) Operating Activities	3,202	(742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(9,689)	(4,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	700
Net Cash Provided by Financing Activities	-	700

NET CHANGE IN CASH	(6,487)	(4,054)
CASH AT BEGINNING OF PERIOD	55,409	43,046
CASH AT END OF PERIOD	$48,922	$38,992

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

June 30, 2009 and 2008

Notes to the Financial Statements

(Unaudited)

NOTE 1   ORGANIZATION

Laufer Bridge Enterprises, Inc. (the “Company”) was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada on January 10, 2008.

The Company operates a bridge club offering tournament style duplicate bridge games and instruction in playing bridge. It is generally open seven days per week and is located in Westchester County, New York. It operates under the name of The Bridge Deck.

On July 22, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Creative Edge Nutrition, Inc., (“Creative”) a Nevada Corporation, and the shareholders of Creative (the “Creative Shareholders”). Pursuant to the terms of the Agreement, the Company agreed to issue to the Creative Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Creative. The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Creative and the transaction closed on July 22, 2009.

Creative has become a wholly owned subsidiary of the Company. The 142,950,000 shares of common stock issued to the shareholders of Creative represent 93.3% of the Company’s 153,150,000 outstanding shares of common stock following the completion of the transaction.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on February 11, 2009. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

Use of Estimates

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

Fiscal year end

The Company elected September 30 as its fiscal year end.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, time deposits, and accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s convertible note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

Beneficial conversion feature

The Company accounts for convertible notes payable in accordance with the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants ("APB No. 14"), Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments.

The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued.  The Company records a BCF related to the issuance of a convertible note when issued.

The BCF of a convertible note is measured as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, which is credited to additional paid-in-capital.

The fair value is recorded  in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner).

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenue when at the time of shipment. Warranty claims have been de minimis.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3  CONVERTIBLE NOTE PAYABLE

On September 13, 2008, the Company entered into a convertible promissory note with their attorney for services performed during the quarter in the principal amount of $50, 000.  The note accrued interest at 2%, per annum, and matured on December 1, 2008.  The note was convertible at the option of the holder at a conversion price of $0.001.

As the effective conversion price of the convertible promissory note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $54,500 based on the intrinsic value of the beneficial conversion feature of the convertible promissory note.  In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the convertible promissory note was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended June 30, 2009, interest expense of $50,750 has been recorded, $50,000 from the debt discount amortization and $750 from interest on the principal.

NOTE 5  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 22, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Creative Edge Nutrition, (“Creative Edge”) a Nevada Corporation, and the shareholders of Creative Edge (the “Creative Edge Shareholders”).  Pursuant to the terms of the Agreement, the Company issued to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Creative Nutrition making Mohan a wholly owned subsidiary of the Company.  The Agreement closed July 22, 2009.  For further and more complete information regarding this transaction, reference is herewith made to the Company’s Form 8-K as filed on July 28, 2009, the full contents of which are herewith incorporated by reference.

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

Operations

A summary of our operations follows for the nine months ended June 30, 2009 and 2008 follows:

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008
Net revenues:
Admission revenues	$323,994	$279,330
Instruction and other	6,488	14,907
Total	330,482	294,237

Operating expenses
Rent	85,900	91,823
Director/contractor/employee	102,310	98,533
General and administrative	151,277	112,215
Total	339,487	302,571

Other expenses
Interest expense	50,750	-

Net income (loss)	$(59,755)	$(8,334)

Revenues – increased slightly because of a slight increase in paid games.

Operating expenses consist of:

	2009	2008
Cleaning and maintenance	$16,547	$15,791
Computer	795	1,202
Director/contractor/employee	112,310	98,533
Insurance	6,711	5,982
General office	5,193	3,374
Rent	85,900	91,823
Fees to American Contract Bridge League (“ACBL”)	9,856	12,769
Supplies for players	44,889	42,871
Marketing	1,897	1,044
Utilities	18,844	18,052
Other	33,180	10,845
Depreciation and amortization	3,365	285
Total	$339,487	$302,571

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

Liquidity

At June 30, 2009 we had cash balances of $48,922.

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

Subsequent Events

On July 22, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Creative Edge Nutrition, (“Creative Edge”) a Nevada Corporation, and the shareholders of Creative Edge (the “Creative Edge Shareholders”).  Pursuant to the terms of the Agreement, the Company issued to the Mohan Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Creative Nutrition making Mohan a wholly owned subsidiary of the Company.  The Agreement closed July 22, 2009.  For further and more complete information regarding this transaction, reference is herewith made to the Company’s Form 8-K as filed July 28, 2009, the full contents of which are herewith incorporated by reference.

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

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended June 30, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

LAUFER BRIDGE ENTERPRISES, Inc.

                   (Registrant)

/s/ Joel Stohlman

Joel Stohlman

Title: President and Chief Executive Officer

August 18, 2009