Form 10-Q/A
period 2009-06-30
Laufer Bridge Enterprises, Inc.
filed 2009-08-20
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

On July 22, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Creative Edge Nutrition, (“Creative Edge”) a Nevada Corporation, and the shareholders of Creative Edge (the “Creative Edge Shareholders”).  Pursuant to the terms of the Agreement, the Company issued to the Creative Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Creative Nutrition making Creative a wholly owned subsidiary of the Company.  The Agreement closed July 22, 2009.  For further and more complete information regarding this transaction, reference is herewith made to the Company’s Form 8-K as filed on July 28, 2009, the full contents of which are herewith incorporated by reference.

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

Subsequent Events

On July 22, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Creative Edge Nutrition, (“Creative Edge”) a Nevada Corporation, and the shareholders of Creative Edge (the “Creative Edge Shareholders”).  Pursuant to the terms of the Agreement, the Company issued to the Creative Shareholders an aggregate of 142,950,000 restricted shares of its common stock in exchange for all of the issued and outstanding shares of Creative Nutrition making Creative a wholly owned subsidiary of the Company.  The Agreement closed July 22, 2009.  For further and more complete information regarding this transaction, reference is herewith made to the Company’s Form 8-K as filed July 28, 2009, the full contents of which are herewith incorporated by reference.

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

August 19, 2009