Form 10-K
period 2009-09-30
Laufer Bridge Enterprises, Inc.
filed 2010-01-13
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333- 149177

LAUFER BRIDGE ENTERPRISES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	04-3626788
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3276 Buford Drive, Bldg. 104, Suite 320 Buford, GA	30519
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number: 678-596-6872

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2009 is 275,450,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2009, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE, except Forms 8-K as filed: (i) July 28, 2009 regarding entry into material definitive agreement; and (ii) November 3, 2009 as relates to Sale of Unregistered Securities.

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

ITEM 1 - BUSINESS

Merger

Laufer Bridge Enterprises, Inc. ("Laufer") was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada in January 2008. At inception, we acquired the assets of an existing bridge club. On July 22, 2009, Laufer entered into a Share Exchange Agreement (the “Agreement”) among Laufer and certain of its shareholders, Creative Edge Nutrition, Inc. (“Creative”), a Nevada corporation, and the shareholders of Creative (the “Creative Shareholders”).

Pursuant to the terms of the Agreement, Laufer agreed to issue an aggregate of 142,950,000 restricted shares of Laufer's common stock to the Creative Shareholders in exchange for all of the issued and outstanding shares of Creative. The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Creative, and the transaction closed July 22, 2009. The shares were issued to the following:

Name	Number of Shares
[1]Joel Stohlman	125,000,000
[2]Paul Thomas	5,000,000
[3]Reid Stone	5,000,000
[4]Michael Thomas	200,000
[5]Jason Barta	250,000
Gary B. Wolff	7,500,000

Creative is a wholly-owned subsidiary of Laufer.

Other Issuances of Shares

A Convertible Promissory Note (the “Note”) in the amount of $50,000 had been entered into between Gary B. Wolff and Laufer on September 13, 2008 to settle unpaid legal fees due to Mr. Wolff with respect to Laufer's Registration Statement which had been declared effective on March 11, 2008. The note accrues interest at 2% per annum and matured on December 1, 2008, at which time it effectively became a demand note. The Note is convertible at the option of the holder at a conversion price of $0.001 per share. On July 22, 2009 Mr. Wolff exchanged $12,500 principal amount of the Note to JW Financial LLC ("JW") in exchange for 12,500,000 shares of Laufer's common stock issued to JW. JW, which acquired the shares from Laufer in payment for $12,500 of consulting services performed by JW for Laufer. JW then forgave the principal amount of $12,500. In accordance with the Unanimous Consent of Laufer’s Board of Directors and a Debt Purchase Agreement dated July 29, 2009, a portion of the unpaid principal balance of $8,700 was used by Gary B. Wolff to purchase 8,700,000 restricted shares of common stock of Laufer. Following these transactions, the remaining principal amount of the Note is $28,800. These transactions were reported in Forms 8-K filed with the SEC on July 30, 2009 and August 14, 2009, respectively.

______________________________

1 Mr. Joel Stohlman is President, Chief Executive Officer and Director of Laufer.

2 Mr. Paul Thomas may sell up to 5% of his holdings every other month, commencing 9 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

3 Mr. Reid Stone is Executive Vice President, Secretary, Treasurer and Director of Laufer.

4 Mr. Michael Thomas may sell up to 5% of his holdings every other month, commencing 12 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares

5 Mr. Jason Barta may sell up to 5% of his holdings every other month, commencing 12 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

In November 2009 Laufer issued an aggregate of 101,100,000 restricted shares of its common stock to those persons and/or firms set forth below. Each recipient has been active in providing advice in the planning process of Creative. We recorded consulting expenses of $101,100 in connection with the issuance of these shares, which were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as a transaction by an Issuer not involved in a public offering.

The 101,100,000 restricted shares of common stock were issued as follows:

Name	Number of Shares

[1]Mitchell Clark	300,000
[2]John Atamian	300,000
Affordable Luxuries	1,000,000
[3]Cliff Tew	300,000
[4]Ricardo Richardson	25,000,000
Seeds R US	25,000,000
Jason Barta	1,000,000
Singletary and Associates	5,000,000
[5]Reid Stone	20,000,000
Michael Kap	1,000,000
Brenda Jackson	200,000
[6]Joel Stohlman	21,200,000
Brian Edwards	400,000
Brian Barton	400,000

Following the issuances of shares described above, there are 275,450,000 shares of common stock outstanding. See also Form 8K filed November 3, 2009.

Changes to the Board of Directors and Executive Officers

Upon closing of the Share Exchange Agreement (“SEA”), Laufer's two former officers and directors, Richard Laufer and Carol Laufer, resigned from all executive positions held effective as of the closing of the SEA on July 22, 2009. Neither resignation was a result of any disagreement with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices. Richard Laufer and Carol Laufer remain as employees managing our bridge game operations.

Immediately following the closing of the SEA, our board of directors was reconstituted to consist of Joel Stohlman and Reid Stone. Paul Thomas became a corporate officer. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Accounting Treatment

The merger was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the transaction are those of Creative. Earnings per share for the period prior to the transaction are restated to reflect the equivalent number of shares outstanding.

______________________________

1 Mr. Mitchell Clark may sell up to 5% of his holdings every other month, commencing nine months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

2 Mr. John Atamian may sell up to 5% of his holdings every other month, commencing nine months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

3 Mr. Cliff Tew may sell up to 5% of his holdings every other month, commencing nine months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares

4 Mr. Ricardo Richardson may sell up to 5% of his holdings every other month, commencing 9 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

5 Mr. Reid Stone is Executive Vice President, Secretary, Treasurer and Director of Laufer and owned 5,000,000 shares of Laufer common stock prior to this issuance

6 Mr. Joel Stohlman is President, Chief Executive Officer and Director of the Laufer and owned 125,000,000 shares of Laufer common stock prior to this issuance.

Operations

Creative

Creative is a development stage operation that was incorporated on May 11, 2009 as a Nevada corporation. Creative was formed to develop and market the product ideas of Joel Stohlman, our President, who has been working on these ideas and developing product formulas for the past several years.

Creative plans on becoming an innovative bio-science company engaged in the development of nutraceuticals and health supplements. It intends to offer a wide range of capsules, tablets, and powders, as well as science-based products in four principal categories:

•

weight management,

•

specific nutrition challenges,

•

energy, and

•

fitness.

Creative's initial product line, which Creative hopes will be introduced in the last half of 2010, will consist of 17 diverse nutritional products, which have been completely formulated, developed and package designed. Our initial product line will consist of the basics, to most cutting edge on the market today, introduction to weight loss, protein powders, sleeping aids to the extreme hardcore supplements called prohormones.

Creative also plans to market a line of nutrition bar products under the CENERGY™ brand. The CENERGY product line will include several nutrition bars that supply protein, vitamins and other essential nutrients with fewer calories than a traditional candy bar. The CENERGY-Bar product line will be comprised of snack bars that are free of hydrogenated oils and trans fat, made with wholesome ingredients such as grains, oats, nuts and fruit, and coated with white, semi-sweet or milk chocolate.

The CENERGY Bar brand will be intended to provide consumers with a healthy alternative to traditional snack foods and candy bars.

Manufacturing - All of our products will be manufactured at and shipped from the facilities of an unaffiliated vendor known to our President, Mr. Stohlman. All products will be made based on formulas developed by us. Wherever possible, we will pay for these services through the issuance of additional restricted shares of our common stock. At this time there are verbal understandings between us and a manufacturer but no formal written commitment exists.

Marketing - Our current plan is to use large distributors that can gain access to our products in the mass market retail channel with additional, yet limited, distribution in health food stores. and online sites to sell and distribute our products. We will also use a multi-level marketer for certain products. We have entered negotiations with some of these independent third parties but no formal agreements exist.

Our strategy is to price our products at the mid to high ends of the price range. We intend to use professional athletes known to our President to serve as spokesmen for our products. To the extent possible we will compensate these professional athletes through the issuance of additional restricted shares of our common stock. In some instances, we believe that we will have to pay cash compensation and enter into formal royalty agreements.

Competition - There are many companies in our planned marketplace. Most of these companies have more resources and name recognition than do we. We intend to compete by using professional athletes to emphasize the quality and effectiveness of our products in marketing programs. These programs will depend on us being able to raise sufficient capital to finance them. There can be no assurances given that we will be successful in raising the needed resources and, if raised, that our marketing program will be successful.

Bridge Deck

The merger between Laufer and Creative was accounted for as a reverse acquisition and recapitalization. Therefore, the results of Bridge Deck's operations are included in our consolidated financial statements starting with the merger date, July 22, 2009.

We operate a bridge club offering tournament style duplicate bridge games and also offer instructions and lessons on how to play bridge. We are generally open seven days per week and are located in Westchester County, New York. We operate under the name of The Bridge Deck. Duplicate bridge is the most widely used variation of bridge used in club and tournament settings. It is called duplicate because the same bridge hand (i.e. arrangement of cards) is duplicated at most of the tables playing in order to allow a fair comparison of playing skill and reduce "luck of the cards." In this way, every hand, whether good or bad, is played in competition with others playing the identical cards, and the element of competition is heightened while the element of chance is reduced. In duplicate bridge, a player normally plays with the same partner throughout an event. The two are known as a "pair."

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

We generally operate seven days a week with games in the morning and afternoon and two evening games per week. Many of our players during the day are local retirees. In general, our games draw between 100 and 160 players. We draw fewer players in the winter than at other times of the year. We do not operate games on weekends when there are major bridge tournaments in the Westchester area and if the weather is very inclement. We also close for Thanksgiving.

We charge an entry fee of $12 to a player for each game. We are paid in cash and do not accept any credit cards. We will accept checks only from players who are known to us..

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

Competition - We compete with several other bridge clubs located in or near Westchester, NY as well as churches and temples that may sponsor bridge games. In addition, we face competition from other entertainment sources such as casinos.

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

Intellectual Property

We have no patents or trademarks.

Employees

At December 31, 2009, we had three employees. Joel Stohlman, our President, devotes 25% of his time to our business but will devote significantly more time to us as soon as Creative commences formal revenue producing operations. Richard Laufer and Carol Laufer, who are married to each other, devote fulltime to Bridge Deck's operations. There are no written employment contracts or agreements. We are using outside subcontractors to assist us in developing Creative's business plan and products and also generally use eight or nine independent contractors to perform various tasks at our bridge game operations.

ITEM 1A - RISK FACTORS

Risks Related to the Business

Laufer has substantially no financial resources which makes it difficult for us to raise capital or other financing, and our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Absent financial resources, we will be unable to undertake programs designed to develop Creative's business plan or expand Bridge Deck's business.

Laufer has extremely limited financial resources and has not established a source of equity or debt financing. Our independent registered auditors’ report on our consolidated financial statements at September 30, 2009 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient, we will be unable to commence Creative's revenue producing operations or expand Bridge Deck's operations. To date, no Laufer officer, director, affiliate or associate has had any formal contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise except for that concluded with Creative.

Bridge Deck operates in a highly competitive industry with low barriers to entry and may be unable to compete successfully against existing or new competitors.

Bridge Deck, our only current source of revenue, operates a bridge club offering tournament style duplicate bridge games and instruction in playing bridge. We compete with other bridge clubs as well as a variety of other recreation alternatives, including casinos. The barriers to entry are not great because our business does not require substantial amounts of capital assets. Many of our competitors and potential competitors have significantly greater resources and name recognition than do we. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

Laufer is completely dependent on Joel Stohlman, our President, to implement the business plans of Creative. The loss of Mr. Stohlman's services may cause our overall business operations to fail, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Laufer’s operations and business strategy are largely dependent upon developing the business plan of Creative. The knowledge, contacts and reputation of Mr. Stohlman are needed to accomplish this task. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described above. We will fail without Mr. Stohlman or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Stohlman naming us as the beneficiary when and if we obtain the resources to do so and he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Joel Stohlman, our chief executive officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis is dependent to a significant degree upon others.

Joel Stohlman has no meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

We currently have only three employees which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, who are also two of our three principal officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (500,000,000) but unissued (224,550,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (500,000,000) but unissued (224,550,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation as amended to date allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Prior to the date of this Form 10K, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol (LBGE on July 1, 2008) which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurances as to whether:

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become actively publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

Investors may have difficulty in reselling their shares because of state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain

•

the names of issuers, officers, and directors,

•

an issuer's balance sheet, and

•

a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.

We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it generally unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

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

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of our limited resources and personnel, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

Because it has been more than one year since our initial Registration Statement was declared effective, our reporting obligations under the Securities Laws may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. We currently have less than 300 shareholders, which means that we may file periodic reports voluntarily with the SEC but are no longer obligated to file those periodic reports with the SEC. Therefore, your access to our business information could be even more restricted. We are not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business is and will likely continue to be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Our President provides us office space at 3276 Buford Drive, Bldg. 104, Suite 320, Buford, GA 30519 that serves as our principal address.

The address of our Bridge Deck operations is 313 South Central Avenue, Scarsdale, NY 10583. Our current lease with an unrelated party expires on March 31, 2012 and calls for the following minimum annual rental payments:

October 1, 2009 through March 31, 2010	49,450
April 1, 2010 through March 31, 2011	101,200
April 1, 2011 through March 31, 2012	103,500

ITEM 3 - LEGAL PROCEEDINGS

We are not involved in any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as may be set forth in Form 8-K with Date of Report of July 22, 2009.

Part II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of March 11, 2008.

The trading symbol for our common stock is LBGE. However, there is no and has never been any trading market for the shares of our common stock.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2009, there were 55 stockholders of record of our common stock, and 275,450,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

ITEM 6 - SELECTED FINANCIAL DATA

Balance Sheet Data:	September 30, 2009

Current assets	$56,045

Current liabilities	$162,691

Stockholders’ deficit	$(25,183)

Current liabilities include accruals for services to the Creative business plan of $101,100 (including $41,200 due to Company officers). This amount was satisfied in full by the issuance of 101,100,000 restricted shares of common stock in November 2009.

Income Data	Period from May 11, 2009 (inception) until September 30, 2009

Revenues	$115,210
Expenses	$210,435
Net loss	$(95,225)
Net loss per common share - basic and diluted	$(0.00)
Weighted average number of shares outstanding – basic and diluted	163,321,127

The merger between Creative and Laufer was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes, and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had no operations. All revenue during the reporting period relates to the operations of the Bridge Deck from July 22, 2009 until September 30, 2009. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

A summary of our operations for the Period from May 11, 2009 (inception) until September 30, 2009:

Period from May 11, 2009 (inception) until September 30, 2009

Revenues	$15,210
Expenses	$210,435
Net loss	$(95,225)
Net loss per common share - basic and diluted	$(0.00)
Weighted average number of shares outstanding – basic and diluted	163,321,127

The merger between Creative and Laufer was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes, and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had no operations. All revenue during the reporting period relates to the operations of the Bridge Deck from July 22, 2009 until September 30, 2009. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding

Expenses include $100,100 relating to amounts due for planning and design work for Creative. Of this amount, $21,200 was due to our President, Joel Stohlman, and $20,000 was due to Reid Stone, our Executive Vice President, Secretary, Treasurer and Director. The entire amount, $100,100 was satisfied by the issuance of 100,100,000 restricted shares of common stock in November 2009.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this Form 10-K. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts although we were successful in issuing 100,100,000 restricted shares to satisfy obligations of $100,100.. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We need to raise debt or equity capital to develop the business plan of Creative. The estimated amount needed to achieve some revenue producing operations is at least $45,000. To date we have not undertaken any formal procedures or efforts to raise any debt or equity financing. Private capital, if sought, will be sought from former business associates of our President or private investors referred to us by those business associates. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We believe that operations of the Bridge Deck are generating sufficient cash to continue its operations for the next 12 months from the date of this annual report.

In November 2009 we issued an aggregate of 101,100,000 restricted shares of our common stock to settle $101,100 in obligations to individuals and entities which been active in providing advice in the planning process of Creative. Of this amount, $21,200 was due to our President, Joel Stohlman, and $20,000 was due to Reid Stone, our Executive Vice President, Secretary, Treasurer and Director. We recorded expenses of $101,100 in connection with the issuance of these shares, which were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as a transaction by an Issuer not involved in a public offering.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will continue to be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

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

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99 which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business, although we generally draw fewer bridge players during the winter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Laufer’s consolidated financial statements as of September 30, 2009 and the year then ended start on page 37.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

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

ITEM 9B - OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended September 30, 2008 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period..

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our management consists of:

Name	Age	Title
Joel Stohlman	45	President, CEO and Chairman
Reid Stone	42	Executive Vice President, Secretary, Treasurer and Director
Paul Thomas	55	Senior Vice President

Joel Stohlman - serves as President, CEO and Director of both Laufer and Creative. Mr. Stohlman spent over four years in the research and development of the business model and plan for Creative while securing talent with ProConcept Marketing Group, Inc. (PRMK) from 2005 to 2009. Mr. Stohlman was formerly the Senior Vice President of Sales and Marketing and Athlete Acquisition for Sun Rayz Beverages, Inc. from 2004 to 2005; and Chief Operating Officer of BEV Systems International, Inc., from 2003 to 2004. From 1994 to 2004, Mr. Stohlman was the President of US operations for Elfo USA Inc. where he was responsible for: (i) development and startup of the infrastructure of US operations that included staffing and setting up manufacturing facility, (ii) formulating marketing strategies for effective business plans; competitive analysis, market positioning, brand management, contract negotiation and supply chain integration, (iii) overseeing the development, deployment, support and continuous improvement of overall business; and (iv) major accounts, including Wal-Mart, Target, Starbucks, Braun, Sunbeam, Cuisinart, and Waring. Mr. Stohlman currently devotes 25% of his time to us but will devote a significantly greater amount of his time to us as soon as the Creative product line becomes available for sale. Mr. Stohlman has a degree in marketing from Western Connecticut College.

Reid Stone - serves as Executive Vice President, Secretary, Treasurer and a Director for both Laufer and Creative. Mr. Stone has been involved in the strategic marketing concepts of Creative since its inception, focusing on product development, as well as planning for athlete/talent negotiations. Prior thereto from 1998 to 2004, Mr. Stone was the co-owner of Atlantic Promotions, Inc. a privately-held specialty advertising business. Mr. Stone directed and managed a sales team of 7 to 10 employees, and re-evaluated direction of company to a full service marketing agency rather than just a promotional products distributor. He negotiated pricing with over 200 vendors, including capabilities to source products with overseas suppliers in Taiwan, China, and Sri Lanka. Mr. Stone is available to work with Mr. Stohlman on an as needed basis. Mr. Stone has a degree in marketing from the University of South Carolina.

Paul Thomas - serves as Senior Vice President for both Laufer and Creative. He has over 30 years of business management and nutrition marketing experience. Some of Mr. Thomas’ corporate functions will consist of overseeing manufacturing, distribution, sales, marketing and strategic partnerships when Creative's product sales begin. From 2002 to 2006, Mr. Thomas specialized as an independent procurement consultant arranging for the manufacture of nutraceuticals from international suppliers. From 2006 to 2009 Mr. Thomas served as Chief Operations Officer for Engineered Sports Technology, Inc. overseeing inventory systems, sales procedures and distribution. Mr. Thomas, who received a Bachelor’s Degree in Marketing from SUNY in Albany, New York, is available to work with Mr. Stohlman on an as needed basis until Creative commences generating revenue producing activities.

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

No member of management is currently required by us to work on a full time basis, although our President currently plans to devote a significant portion of his time to us as soon as Creative's product line are ready to be sold. Accordingly, certain conflicts of interest may arise between us and our officers in that they may have other business interests in the future to which they devote their attentions, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their understanding of their fiduciary duties to us.

Currently we have only three officers, two of whom are also directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our director’s term of office expires on September 30, 2010. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Laufer board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may continue or establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

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

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2009 and 2008?. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Joel Stohlman	2009	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Reid Stone	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Thomas	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

At September 30, 2009, we owed $21,200 to Joel Stohlman and $20,000 to Reid Stone for services. In November 2009, they agreed to accept 21,200,000 and 20,000,000, respectively of our restricted shares of common stock in full satisfaction of amounts due. The shares that were issued have no market value.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at September 30, 2008.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, we had 275,450,000 shares of common stock outstanding which are held by 55 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2009 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Joel Stohlman	146,200,000	53.08%
Reid Stone	25,000,000	9.08%
Paul Thomas	5,000,000	1.82%
Ricardo Richardson	25,000,000	9.08%
Seeds R US	25,000,000	9.08%
Officers and Directors as a group ( 3 members)	176,200,000 (c)	63.97%

(a) The address for each person is 3276 Buford Drive, Building 104, Suite 320, Buford, GA 30519

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In January 2008, we sold 700,000 shares of our common stock in a private placement at $.001 per share to 38 individuals. Of the 700,000 shares, 330,000 shares were sold to our outside counsel.

In July 2009 we issued an aggregate of 142,950,000 shares of our common stock pursuant to terms of the SEA. See Item 1 “Business” - Merger.

In November 2009 we issued an aggregate of 101,100,000 restricted shares of our common stock to settle $101,100 in obligations to individuals and entities which have been active in providing advice in the planning process of Creative. Of this amount, $21,200 was due to our President, Joel Stohlman, and $20,000 was due to Reid Stone, our Executive Vice President, Secretary, Treasurer and Director. We recorded expenses of $101,100 at September 30, 2009 in connection with the services that were satisfied by the issuance of these shares. The share issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as a transaction by an Issuer not involved in a public offering.

A Convertible Promissory Note (the “Note”) in the amount of $50,000 had been entered into between Gary B. Wolff, our outside counsel, and Laufer on September 13, 2008 to settle unpaid legal fees due to Mr. Wolff with respect to Laufer's Registration Statement which had been declared effective on March 11, 2008. The note accrues interest at 2% per annum and matured on December 1, 2008. The Note is convertible at the option of the holder at a conversion price of $0.001 per share. On July 22, 2009 Mr. Wolff exchanged $12,500 principal amount of the Note to JW Financial LLC ("JW") in exchange for 12,500,000 shares of Laufer's common stock held by JW. JW then forgave the principal balance of $12,500 due by Laufer.. In accordance with the Unanimous Consent of Laufer’s Board of Directors and a Debt Purchase Agreement dated July 29, 2009, a portion of the unpaid principal balance of $8,700 was used by Gary B. Wolff to purchase 8,700,000 restricted shares of common stock of Laufer. Following these transactions, the remaining principal amount of the Note is $28,800. These transactions were reported in Forms 8-K filed July 30, 2009 and August 14, 2009, respectively.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of December 31, 2009.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurrd.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2009.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Joel Stohlman

Joel Stohlman

Title: President and Chief Executive Officer

Date: January 13, 2010

LAUFER BRIDGE ENTERPRISES, INC.

September 30, 2009

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Laufer Bridge Enterprises, Inc.

Buford, Georgia

We have audited the accompanying consolidated balance sheet of Laufer Bridge Enterprises, Inc. (the “Company”) as of September 30, 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from May 11, 2009 (inception) through September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laufer Bridge Enterprises, Inc. as of September 30, 2009 and the results of its operations and its cash flows for the period from May 11, 2009 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $95,225 at September 30, 2009, and had a net loss for the period from May 11, 2009 (inception) through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 13, 2010

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Balance Sheet

September 30, 2009

ASSETS
CURRENT ASSETS:
Cash	$29,821
Time deposits	26,224
Total current assets	56,045
OTHER ASSETS:
Security deposits	12,650
Goodwill	55,000
Furniture and fixtures (net of accumulated depreciation of $890)	13,813
Total other assets	81,463
TOTAL ASSETS	$137,508

LIABILITIES:
Note payable	$28,800
Accrued expenses	133,891
Total current liabilities	162,691

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 174,350,000 shares issued and outstanding	174,350
Additional paid-in-capital	(104,308)
Accumulated deficit	(95,225)
Total stockholders’ deficit	(25,183)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,508

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statement of Operations

For the Period from May 11, 2009 (inception) to September 30, 2009

Revenues:
Admission revenues	$114,510
Instruction and other	700
Total revenues	115,210

Operating expenses
Director expense	22,685
Rent	24,725
Consulting	113,600
General and administrative	61,925
Total operating expenses	222,935
Loss from operations	(107,725)

Other income (expense)
Forgiveness of debt	12,500
Total other income (expense)	12,500

Loss before income taxes	(95,225)

Provision for income taxes	-

Net loss	$(95,225)

Net loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	163,321,127

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statement of Stockholders’ Deficit

For the Period from May 11, 2009 (inception) to September 30, 2009

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance May 11, 2009 (inception)	153,150,000	$153,150	$(104,308)	$-	$48,842
Shares issued for services	12,500,000	12,500			12,500
Shares issued for note	8,700,000	8,700			8,700

Net loss	-	-	-	(95,225)	(95,225)
Balance, September 30, 2009	174,350,000	$174,350	$(104,308)	$(95,225)	$(25,183)

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statement of Cash Flows

 For the Period from May 11, 2009 (inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,225)
Depreciation and amortization	890
Common stock issued for services	12,500
Forgiveness of debt	(12,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accrued expenses	102,873
Net Cash Provided by Operating Activities	8,538

CASH FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	48,922
Purchase of furniture and fixtures	(1,415)
Net Cash Provided by Investing Activities	47,507
INCREASE IN CASH	56,045
CASH AT BEGINNING OF PERIOD	-
CASH AT END OF PERIOD	$56,045

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-
Income taxes	$-
NON-CASH FINANCING AND INVESTING
Common stock issued for note	$3,517

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

September 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Laufer Bridge Enterprises, Inc. ("Laufer" or the “Company”) was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada in January 2008. At inception, Laufer acquired the assets of an existing bridge club. Laufer operates a bridge club offering tournament style duplicate bridge games and instruction in playing bridge under the name of The Bridge Deck. It is generally open seven days per week and is located in Westchester County, New York.

Creative Edge Nutrition, Inc. (“Creative”) was incorporated under the laws of the State of Nevada on May 11, 2009. Creative plans on becoming an innovative bio-science company engaged in the development of nutraceuticals and health supplements.

Merger of Creative Edge Nutrition, Inc.

On July 22, 2009, Laufer entered into a Share Exchange Agreement (the “Agreement”) among Laufer and certain of its shareholders, Creative Edge Nutrition, Inc. (“Creative”), and the shareholders of Creative (the “Creative Shareholders”).

Pursuant to the terms of the Agreement, Laufer agreed to issue an aggregate of 142,950,000 restricted shares of Laufer's common stock to the Creative Shareholders in exchange for all of the issued and outstanding shares of Creative. The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Creative, and the transaction closed July 22, 2009.

The merger was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of Creative. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had no operations. All revenues during the reporting period relates to the operations of the Laufer from July 22, 2009 (date of acquisition) until September 30, 2009. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

Creative is a wholly-owned subsidiary of Laufer. The consolidated financial statements consist of Laufer Bridge Enterprises, Inc. and its wholly-owned subsidiary, Creative Edge Nutrition, Inc., collectively referred to herein as the “Company” or “Laufer.” All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all accounts of Creative as of September 30, 2009 and for the period from May 11, 2009 (inception) through September 30, 2009. Creative is included as of September 30, 2009 and for the period from May 11, 2009 (inception) through September 30, 2009. All inter-company balances and transactions have been eliminated.

b. Fiscal year-end

The Company has elected a fiscal year ending on September 30.

c. Development stage company

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities”. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

d. Estimates

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

e. Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Furniture and fixtures

Furniture and fixtures are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income.

g. Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with paragraph 350-20-35-1 of the FASB Accounting Standards Codification for goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. There was no impairment of goodwill at September 30, 2009.

h. Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include goodwill and furniture and fixtures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of September 30, 2009.

i. Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009.

j. Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

k. Advertising

Advertising costs are expensed as incurred.

l. Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

m. Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

n. Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009.

o. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has negative working capital of $106,641 and a deficit accumulated during the development stage of $95,225 at September 30, 2009, with a net loss of $92,225 for the nine months ended September 30, 2009. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - NOTE PAYABLE

A Convertible Promissory Note (the “Note”) in the amount of $50,000 had been entered into between Gary B. Wolff, Laufer's outside counsel, and Laufer to settle unpaid legal fees due to Mr. Wolff with respect to Laufer's Registration Statement. The note accrues interest at 2% per annum and matured on December 1, 2008. The Note is convertible at the option of the holder at a conversion price of $0.001 per share. On July 22, 2009, Mr. Wolff exchanged $12,500 principal amount of the Note to JW Financial LLC ("JW") in exchange for 12,500,000 shares of Laufer's common stock held by JW. JW then forgave the principal balance of $12,500. In accordance with the Unanimous Consent of Laufer’s Board of Directors and a Debt Purchase Agreement dated July 29, 2009, a portion of the unpaid principal balance of $8,700 was used by Gary B. Wolff to purchase 8,700,000 restricted shares of common stock of Laufer. Following these transactions, the remaining principal amount of the Note is $28,800.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Pursuant to the terms of the Agreement described in Note 1, Laufer agreed to issue an aggregate of 142,950,000 restricted shares of Laufer's common stock to the Creative Shareholders in exchange for all of the issued and outstanding shares of Creative.

On July 29, 2009, the Company issued 12,500,000 shares of its common stock for service rendered valued at $12,500 (the estimated fair value on the date of grant).

On July 29, 2009, the Company issued 8,700,000 shares of common stock valued at $0.001 per share in lieu of payment of $8,700 indebted to its attorney.

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

NOTE 6 - CONTINGENT LIABILITIES AND COMMITMENTS

The Company is obligated under a lease for the facility used by its Bridge Deck operations. The lease is with an unrelated party, expires on March 31, 2012 and calls for the following minimum annual rental payments:

October 1, 2009 through March 31, 2010	49,450
April 1, 2010 through March 31, 2011	101,200
April 1, 2011 through March 31, 2012	103,500

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through January 13, 2010, the date these financial statements were issued. The Management of the Company determined that there was a reportable subsequent event to be disclosed as follows:

In November 2009 the Company issued an aggregate of 101,100,000 restricted shares of its common stock to settle $101,100 in obligations to individuals and entities which had been active in providing advice in the planning process of Creative. Of this amount, $21,200 was due to the Company's President and $20,000 was due to the Company's Executive Vice President, Secretary, Treasurer and Director. The Company recorded expenses of $101,100 for the services in the accompanying consolidated financial statements.