Form 10-Q
period 2009-12-31
Laufer Bridge Enterprises, Inc.
filed 2010-02-16
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 275,450,000 shares of Common Stock, as of February 7, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Balance Sheets

	December 31, 2009 (Unaudited)	September 30, 2009
ASSETS
Current Assets:
Cash	$29,818	$29,821
Time deposits	10,225	26,224
Total current assets	40,043	56,045

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed assets, net of accumulated depreciation of $1,697 and $890, respectively	16,671	13,813
Total other assets	84,321	81,463
TOTAL ASSETS	$124,364	$137,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Note payable	$28,800	$28,800
Accrued expenses	36,681	133,891
Total current liabilities	65,481	162,691

Stockholders' Equity (Deficit) :
Preferred stock: $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 275,450,000 and 174,350,000 issued and outstanding, respectively	275,450	174,350
Additional paid-in capital	(104,308)	(104,308)
Accumulated deficit	(112,259)	(95,225)
Total stockholders’ equity (deficit)	58,883	(25,183)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$124,364	$137,508

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Operations

(Unaudited)

Three Months Ended December 31, 2009
Net revenues:
Admission revenues	$114,223
Instruction and other	1,750
Total net revenues	115,973

Operating expenses
Rent	37,225
Director/contractor/employee	51,254
General and administrative	44,528
Total operating expenses	133,007

Loss before income taxes	(17,034)

Income taxes	-

Net loss	$(17,034)

Net loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	238,086,957

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statements of Cash Flows

(Unaudited)

Three Months Ended December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	807
Change in operating assets and liabilities:
Increase in accrued expenses	3,890
Net Cash Used In Operating Activities	(12,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(3,665)
Net Cash Used In Investing Activities	(3,665)

NET CHANGE IN CASH	(16,002)
CASH AT BEGINNING OF PERIOD	56,045
CASH AT END OF PERIOD	$40,043

See accompanying notes to the financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

December 31, 2009

Notes to the Financial Statements

(Unaudited)

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

The merger was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of Creative. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had no operations. All revenues during the reporting period relates to the operations of the Laufer, from October 1, 2009 through December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on January 13, 2010.

Creative is a wholly-owned subsidiary of Laufer. The consolidated financial statements consist of Laufer Bridge Enterprises, Inc. and its wholly-owned subsidiary, Creative Edge Nutrition, Inc., collectively referred to herein as the “Company” or “Laufer.” The consolidated financial statements include all accounts of Laufer and Creative as of December 31, 2009 and for the interim period then ended. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Furniture and fixtures

Furniture and fixtures are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of operations.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with paragraph 350-20-35-1 of the FASB Accounting Standards Codification for goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. There was no impairment of goodwill at December 31, 2009.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include goodwill and furniture and fixtures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009.

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

Advertising

Advertising costs are expensed as incurred.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $112,259 at December 31, 2009, with a net loss of $17,034 and net cash used in operations of $12,337 for the interim period ended December 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - NOTE PAYABLE

A Convertible Promissory Note (the “Note”) in the amount of $28,800 had been entered into between Gary B. Wolff, Laufer's outside counsel, and Laufer to settle unpaid legal fees due to Mr. Wolff with respect to Laufer's Registration Statement. The note accrues interest at 2% per annum and matured on December 1, 2008. The Note is convertible at the option of the holder at a conversion price of $0.001 per share.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Pursuant to the terms of the Agreement described in Note 1, Laufer agreed to issue an aggregate of 142,950,000 restricted shares of Laufer's common stock to the Creative Shareholders in exchange for all of the issued and outstanding shares of Creative.

On November 3, 2009 the Company issued an aggregate of 101,100,000 restricted shares of its common stock to settle $101,100 in obligations to individuals and entities which had been active in providing advice in the planning process of Creative. Of this amount, $21,200 was due to the Company's President and $20,000 was due to the Company's Executive Vice President, Secretary, Treasurer and Director.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company is obligated under a lease for the facility used by its Bridge Deck operations. The lease is with an unrelated party, expires on March 31, 2012 and calls for the following minimum annual rental payments:

January 1, 2010 through March 31, 2010	24,725
April 1, 2010 through March 31, 2011	101,200
April 1, 2011 through March 31, 2012	103,500

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through February 16, 2010, the date the consolidated financial statements were issued. The Management of the Company determined that there was no reportable subsequent event to be disclosed.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

A summary of our operations for the three months ended December 31, 2009:

Three Months Ended December 31, 2009

Revenues	$115,973
Expenses	$133,007
Net loss	$(17,034)
Net loss per common share - basic and diluted	$(0.00)
Weighted average number of shares outstanding – basic and diluted	238,086,957

The merger between Creative and Laufer was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes, and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. From inception on May 11, 2009 through, December 31, 2009, Creative had no operations. All revenue during the reporting period relates to the operations of the Bridge Deck from July 22, 2009 until December 31, 2009.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this Form 10-Q. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts although we were successful in issuing 100,100,000 restricted shares to satisfy obligations of $100,100. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

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

February 16, 2010