Form 10-Q
period 2010-03-31
Laufer Bridge Enterprises, Inc.
filed 2010-05-25
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 275,450,000 shares of Common Stock, as of May 24, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	September 30, 2009
ASSETS
Current Assets:
Cash	$36,648	$29,821
Time deposits	10,225	26,224
Total current assets	46,873	56,045

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed assets, net of accumulated depreciation of $2,504 and $890, respectively	16,166	13,813
Total other assets	83,816	81,463
TOTAL ASSETS	$130,689	$137,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Convertible note payable	$28,800	$28,800
Accrued expenses	38,028	133,891
Total current liabilities	66,828	162,691

Stockholders' Equity (Deficit) :
Preferred stock: $0.001 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock: $0.001 par value; 500,000,000 shares authorized; 275,450,000 and 174,350,000 issued and outstanding, respectively	275,450	174,350
Additional paid-in capital	(104,308)	(104,308)
Accumulated deficit	(107,281)	(95,225)
Total stockholders’ equity (deficit)	63,861	(25,183)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$130,689	$137,508

See accompanying notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Net revenues:
Admission revenues	$90,920	$205,143
Instruction and other	5,275	7,025
Total net revenues	96,195	212,168

Operating expenses
Rent	24,725	61,950
Director/contractor/employee	25,250	76,504
General and administrative	41,242	85,770
Total operating expenses	91,217	224,224

Income (loss) before income taxes	4,978	(12,056)

Income taxes	-	-

Net income (loss)	$4,978	$(12,056)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	275,450,000	256,563,187

See accompanying notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statement of Cash Flows

Six Months Ended March 31, 2010

 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,614
Change in operating assets and liabilities:
Increase in accrued expenses	5,237
Net Cash Used In Operating Activities	(5,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(3,967)
Net Cash Used In Investing Activities	(3,967)

NET CHANGE IN CASH	(9,172)
CASH AT BEGINNING OF PERIOD	56,045
CASH AT END OF PERIOD	$46,873

See accompanying notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

March 31, 2010

Notes to the Consolidated Financial Statements

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

The merger was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of Creative. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had was inactive with no operations. All revenues during the reporting period from October 1, 2009 through March 31, 2010 relate to the operations of the Laufer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on January 13, 2010.

Creative is a wholly-owned subsidiary of Laufer. The consolidated financial statements consist of Laufer Bridge Enterprises, Inc. and its wholly-owned subsidiary, Creative Edge Nutrition, Inc., collectively referred to herein as the “Company” or “Laufer.” The consolidated financial statements include all accounts of Laufer and Creative as of March 31, 2010 and for the interim period then ended. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with paragraph 350-20-35-1 of the FASB Accounting Standards Codification for goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. There was no impairment of goodwill at March 31, 2010.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include goodwill and furniture and fixtures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets at March 31, 2010 or September 30, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010 and September 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants convertible note payable.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2010 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2010	For the Interim Period Ended March 31, 2009

Convertible note payable convertible to common shares at $0.001 per share	28,800,000	28,800,000

Total potentially outstanding dilutive shares	28,800,000	28,800,000

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $107,281 at March 31, 2010, with a net cash used in operations of $5,205 for the interim period ended March 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient revenue from operations, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

A Convertible Promissory Note (the “Note”) in the amount of $28,800 had been entered into between Gary B. Wolff, Laufer's outside counsel, and Laufer to settle unpaid legal fees due to Mr. Wolff with respect to Laufer's Registration Statement. The note accrues interest at 2% per annum and matured on December 1, 2008. It is now due on demand. The Note is convertible at the option of the holder at a conversion price of $0.001 per share.

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

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company is obligated under an operating lease for the facility used by its Bridge Deck operations. The operating lease with an unrelated party, expires on March 31, 2012 and calls for the following minimum annual rental payments:

April 1, 2010 through March 31, 2011	101,200
April 1, 2011 through March 31, 2012	103,500

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 25, 2010, the date the consolidated financial statements were issued. The Management of the Company determined that there was no reportable subsequent event to be disclosed.

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

Operations

A summary of our operations for the six months ended March 31, 2010:

Revenues	$ 212,168
Expenses	$ 224,224
Net loss	$ (12,056)

The merger between Creative and Laufer was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes, and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. From inception on May 11, 2009 through, March 31, 2010, Creative had no operations. All revenue during the reporting period relates to the operations of the Bridge Deck from July 22, 2009 until March 31, 2010.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 as amended by SEC Release Nos.: 33-8889 and 33-8934. Commencing with our annual report for the year ending September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, we are required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business, although we generally draw fewer bridge players during the winter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

May 25, 2010