Form 10-Q
period 2010-06-30
Laufer Bridge Enterprises, Inc.
filed 2010-08-12
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 284,250,000 shares of Common Stock, as of July 26, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

LAUFER BRIDGE ENTERPRISES, INC.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	September 30, 2009 (Audited)
ASSETS
Current Assets:
Cash	$36,006	$29,821
Time deposits	12,225	26,224
Total current assets	48,231	56,045

OTHER ASSETS:
Security deposits	12,650	12,650
Goodwill	55,000	55,000
Fixed assets, net of accumulated depreciation of $3,311 and $890, respectively	17,424	13,813
Total other assets	85,124	81,463
TOTAL ASSETS	$133,355	$137,508

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note payable	$20,000	$28,800
Accounts payable	121,387	0
Accrued expenses	39,341	133,891
Total current liabilities	180,728	162,691

Stockholders' Deficit :
Preferred stock: $0.001 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock: $0.001 par value; 500,000,000 shares authorized; 284,250,000 and 174,350,000 issued and outstanding, respectively	284,250	174,350
Additional paid-in capital	(104,308)	(104,308)
Accumulated deficit	(227,315)	(95,225)
Total stockholders’ deficit	(47,373)	(25,183)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,355	$137,508

See accompanying notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Net revenues:
Admission revenues	$120,779	$325,922
Instruction and other	960	7,985
Total net revenues	121,739	333,907

Operating expenses
Development costs	121,387	121,387
Rent	26,960	88,910
Director/contractor/employee	52,111	128,615
General and administrative	41,315	127,085
Total operating expenses	241,773	465,997

Loss before income taxes	(120,034)	(132,090)

Income taxes	-	-

Net loss	$(120,034)	$(132,090)

Net loss per common share - basic and diluted	$(0.004)	$(0.005)

Weighted average number of common shares outstanding - basic and diluted	276,684,783	263,712,637

See accompanying notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statement of Cash Flows

Nine Months Ended June 30, 2010

 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,421
Change in operating assets and liabilities:
Change in net operating assets	127,932
Net Cash Used In Operating Activities	(1,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(6,077)
Net Cash Used In Investing Activities	(6,077)

NET CHANGE IN CASH	(7,814)
CASH AT BEGINNING OF PERIOD	56,045
CASH AT END OF PERIOD	$48,231

See accompanying notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

June 30, 2010

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

Pursuant to the terms of the Agreement, Laufer agreed to issue an aggregate of 142,950,000 restricted shares of Laufer's common stock to the Creative Shareholders in exchange for all of the issued and outstanding shares of Creative. The closing of the Agreement was subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Creative, and the transaction closed on July 22, 2009.

The merger was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of Creative. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had no operations. All revenues during the reporting period from October 1, 2009 through June 30, 2010 relate to the operations of Laufer.

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

Creative is a wholly-owned subsidiary of Laufer. The consolidated financial statements consist of Laufer Bridge Enterprises, Inc. and its wholly-owned subsidiary, Creative Edge Nutrition, Inc., collectively referred to herein as the “Company” or “Laufer.” The consolidated financial statements include all accounts of Laufer and Creative as of June 30, 2010 and for the interim period then ended.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fiscal year end

The Company elected September 30 as its fiscal year-end.

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

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with paragraph 350-20-35-1 of the FASB Accounting Standards Codification for goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. There was no impairment of goodwill at June 30, 2010.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include goodwill and furniture and fixtures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010.

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

Development Costs

Development costs represent the costs of developing and perfecting Creative’s nutritional products as well as packaging and marketing planning for those products. These costs are charged to expense as incurred.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

Recently Issued Accounting Standards

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

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $227,315 at June 30, 2010, with a net loss of $120,034 and net cash used in operations of $1,737 for the interim period ended June 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

On June 15, 2010, the holder of the note converted the principal balance of $8,800 for 8,800,000 shares of common stock. At June 30, 200, the total amount due under the note was $20,000.

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2010 through August 12, 2010, the date the consolidated financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Operations

A summary of our operations for the nine months ended June 30, 2010:

Revenues	$333,907
Expenses	$465,997
Net loss	$(132,090)

The merger between Creative and Laufer was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes, and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. From inception on May 11, 2009 through, March 31, 2010, Creative had no operations. All revenue during the reporting period relates to the operations of the Bridge Deck from July 22, 2009 until June 30, 2010.

Expenses include development costs of $121,387 which represent costs for developing Creative’s planned nutritional products as well as packaging and market planning for those products. These costs were expensed as incurred.

Other

As a corporate policy, we will not incur any significant additional obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this Form 10-Q.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts although we were successful in issuing 108,900,000 restricted shares to  satisfy obligations of $108,900.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We need to raise debt or equity capital to develop the business plan of Creative. We currently owe $121,387 to vendors for the development of Creative’s products. To date we have not undertaken any formal procedures or efforts to raise any debt or equity financing. Private capital, if sought, will be sought from former business associates of our President or private investors referred to us by those business associates. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations of the Bridge Deck are generating sufficient cash to continue its operations for the next 12 months from the date of this annual report.

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

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1a

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

We intend to acquire key-man life insurance on the lives of Mr. Stohlman naming us as the beneficiary when and if we obtain the resources to do so and he remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Joel Stohlman, our chief executive officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis is dependent to a significant degree upon others.

Joel Stohlman has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 and which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol which enables a market maker to quote the shares of our common stock on the Pink Sheets sponsored by FINRA.  There can be no assurances as to whether:

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

The trading of our securities, if any, will be on the Pink Sheets sponsored by FINRA for at least the next year. The Pink Sheets is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTCBB, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain

•

the names of issuers, officers, and directors,

•

an issuer's balance sheet, and

•

a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.

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

August 12, 2010