Form 10-K/A
period 2010-09-30
Laufer Bridge Enterprises, Inc.
filed 2010-11-19
CIK 1426804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KA

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

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

TABLE OF CONTENTS

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

____________________________

1 Mr. Joel Stohlman is President, Chief Executive Officer and Director of Laufer.

2 Mr. Paul Thomas may sell up to 5% of his holdings every other month, commencing 9 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

3.Mr. Reid Stone is Executive Vice President, Secretary, Treasurer and Director of Laufer.

4.Mr. Michael Thomas may sell up to 5% of his holdings every other month, commencing 12 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares

5 Mr. Jason Barta may sell up to 5% of his holdings every other month, commencing 12 months from the date of issuance of such shares, but may not otherwise assign, transfer, pledge or hypothecate such shares.

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

_____________________________

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

We charge an entry fee of $12 to a player for each game. We are paid in cash and do not accept any credit cards. We will accept checks only from players who are known to us.

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

Intellectual Property

We have no patents or trademarks.

Employees

At December 31, 2009, we had three employees. Joel Stohlman, our President, devotes up to 25% of his time to our business but will devote significantly more time to us as soon as Creative commences formal revenue producing operations. Richard Laufer and Carol Laufer, who are married to each other, devote fulltime to Bridge Deck's operations. There are no written employment contracts or agreements. We are using outside subcontractors to assist us in developing Creative's business plan and products and also generally use eight or nine independent contractors to perform various tasks at our bridge game operations.

Item 1A.

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

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	September 30, 2009

Current assets	$ 56,045

Current liabilities	$ 162,691

Stockholders’ deficit	$ (25,183)

Current liabilities include accruals for services to the Creative business plan of $101,100 (including $41,200 due to Company officers). This amount was satisfied in full by the issuance of 101,100,000 restricted shares of common stock in November 2009.

Income Data
Period from May 11, 2009 (inception) until September 30, 2009

Revenues	$ 115,210
Expenses	$ 210,435
Net loss	$ (95,225)
Net loss per common share - basic and diluted	$ (0.00)
Weighted average number of shares outstanding – basic and diluted	163,321,127

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

Operations

A summary of our operations for the Period from May 11, 2009 (inception) until  September 30, 2009:

Period from May 11, 2009 (inception) until September 30, 2009

Revenues	$115,210
Expenses	$ 210,435
Net loss	$ (95,225)
Net loss per common share - basic and diluted	$ (0.00)
Weighted average number of shares outstanding – basic and diluted	163,321,127

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

Liquidity

We need to raise debt or equity capital to develop the business plan of Creative. The estimated amount needed to achieve some revenue producing operations is at least $____. To date we have not undertaken any formal procedures or efforts to raise any debt or equity financing. Private capital, if sought, will be sought from former business associates of our President or private investors referred to us by those business associates. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations of the Bridge Deck are generating sufficient cash to continue its operations for the next 12 months from the date of this annual report.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Laufer’s consolidated financial statements as of September 30, 2009 and the year then ended start on page F-1.

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

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended September 30, 2009 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period..

PART III

Item 10.

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

Our President provides us office space at 3276 Buford Drive, Bldg. 104, Suite 320, Buford, GA 30519 that serves as our principal address. He incurs no incremental costs in letting us use the facility.

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred.

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

Date:  November 18, 2010

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Laufer Bridge Enterprises, Inc.

Buford, GA

We have audited the accompanying consolidated balance sheet of Laufer Bridge Enterprises, Inc. as of September 30, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from May 11, 2009 (inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laufer Bridge Enterprises, Inc. as of September 30, 2009 and the results of its operations and its cash flows for the period from May 11, 2009 (inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 13, 2010

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Balance Sheet

September 30, 2009

ASSETS
CURRENT ASSETS:
Cash	$29,821
Time deposits	26,224
Total current assets	56,045
OTHER ASSETS:
Security deposits	12,650
Goodwill	55,000
Furniture and fixtures (net of accumulated depreciation of $890)	13,813
Total other assets	81,463
TOTAL ASSETS	$137,508

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
Convertible Note payable to outside counsel	$28,800
Accrued expenses	133,891
Total current liabilities	162,691

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 174,350,000 shares issued and outstanding	174,350
Additional paid-in-capital	(104,308)
Accumulated deficit	(95,225)
Total stockholders’ deficit	(25,183)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,508

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statement of Operations

For the Period From May 11, 2009 (inception) to September 30, 2009

Revenues:
Admission revenues	$115,210
Instruction and other	700
Total Revenues	115,910

Operating expenses:
Director expense	22,685
Rent	24,725
Consulting	113,600
General and administrative	61,925
Total operating expenses	222,935
Operating loss	(107,725)
Other – Forgiveness of debt	12,500
Net loss	$(95,225)

Net loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	163,321,127

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

Statement of Stockholders’ Deficit

For the Period From May 11, 2009 (inception) to September 30, 2009

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, May 11, 2009	153,150,000	$153,150	$(104,308)	$-	$48,842
Issuance of shares	21,200,000	21,200	-	-	21,200
Net loss	-	-	-	(95,225)	(95,225)

Balance, September 30, 2009	174,350,000	$174,350	$(104,308)	$(95,225)	$(25,183)

See notes to the consolidated financial statements

LAUFER BRIDGE ENTERPRISES, INC.

Consolidated Statement of Cash Flows

 For the Period From May 11, 2009 (inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,225)
Depreciation and amortization	890
Common stock issued for services	12,500
Forgiveness of debt	(12,500)
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued expenses	102,873
Net Cash Provided by Operating Activities	8,538

CASH FROM FINANCING ACTIVITIES	-

CASH FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	(1,415)

INCREASE IN CASH	7,123
CASH AT BEGINNING OF PERIOD	48,922
CASH AT END OF PERIOD	$56,045

See notes to the consolidated financial statements.

LAUFER BRIDGE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Laufer Bridge Enterprises, Inc. ("Laufer") was founded as a New York corporation on March 13, 2002 and became a corporation under the laws of the State of Nevada in January 2008.  At inception, Laufer acquired the assets of an existing bridge club. On July 22, 2009, Laufer entered into a Share Exchange Agreement (the “Agreement”) among Laufer and certain of its shareholders, Creative Edge Nutrition, Inc. (“Creative”), a Nevada corporation incorporated on May 11, 2009, and the shareholders of Creative (the “Creative Shareholders”).

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

The merger was accounted for as a reverse acquisition and recapitalization. Creative is the acquirer for accounting purposes, and Laufer is the issuer. Accordingly, Creative's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of Creative. From inception on May 11, 2009 until the merger date, July 22, 2009, Creative had no operations. All revenue during the reporting period relates to the operations of the Laufer Bridge Deck from July 22, 2009 until September 30, 2009. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Year-end

The Company has elected a fiscal year ending on September 30.

b. Estimates

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

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Furniture and Fixtures

Furniture and fixtures are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income.

e. Goodwill

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

The goodwill relates entirely to Laufer’s acquisition of a bridge club in 2002. There has been no diminution in the operations of that business. The losses during the period ended September 30, 2009 relate entirely to merger costs and operating costs of Creative. There was no impairment of goodwill at September 30, 2009.

f. Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include security deposits, goodwill and furniture and fixtures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

g. Fair value of financial instruments

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

h. Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or, in the case of bridge players, the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

i. Advertising

Advertising costs are expensed as incurred.

j. Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

j. Income Taxes

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

k. Basic and Diluted Loss Per Common Share

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

l. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 19, 2009. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has negative working capital of $106,641 and an accumulated deficit of $95,225 at September 30, 2009, with a net loss of $92,225 for the nine months ended September 30, 2009. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE  TO OUTSIDE COUNSEL

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s President provides it with office space at 3276 Buford Drive, Bldg. 104, Suite 320, Buford, GA 30519 that serves as its principal address. He incurs no incremental costs in letting the Company use the facility.

The Company’s President devotes up to 25% of his time to its business at no cost. He has no commitments as to the amount or timing of his commitment which varies from week to week. He currently receives no compensation. He will devote significantly more time to the Company as soon as Creative commences formal revenue producing operations. At that time he will receive a salary that will be determined based on factors such as revenue levels.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through January 13, 2010, the date these financial statements were issued. The Management of the Company determined that there was a reportable subsequent events to be disclosed as follows:

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